Form 10-Q
period 2011-03-31
Oakwood Acquisition Corp
filed 2011-05-13
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2011 and December 31, 2010       2

Statements of Operations for the Three Months Ended
March 31, 2011 and for the Period from July 19, 2010
(Inception) to March 31, 2011                                   3

Statement of Changes in Stockholders' Equity for the
Period from July 19, 2010 (Inception) to March 31, 2011l        4

Statements of Cash Flows for the Three Months Ended
March 31, 2011 and for the Period from July 19, 2010
(Inception) to March 31, 2011                                   5

Notes to Financial Statements                                 6-8

                OAKWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
            As of March 31, 2011 and December 31, 2010


                             ASSETS
                             ------

                                             March 31,        December 31,
                                               2011              2010
                                            ----------        ------------
                                            (Unaudited)
   Current Assets

     Cash                                   $  2,000          $  2,000
                                            --------          ---------
        TOTAL ASSETS                        $  2,000          $  2,000
                                            ========          ========


                       STOCKHOLDERS' EQUITY

   Stockholders' Equity

   Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                           $  2,000          $  2,000

    Additional paid-in capital                 1,250             1,250

    Accumulated deficit                       (1,250)           (1,250)
                                            ---------         ---------
    Total Stockholders' Equity                 2,000             2,000
                                            ---------         ---------
       TOTAL STOCKHOLDERS' EQUITY           $  2,000          $  2,000
                                            =========         =========


         See the accompanying notes to the condensed financial statements


                        OAKWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
               for the Quarter Ended March 31, 2011 and for the
             Period from July 19, 2010 (Inception) to March 31, 2011
				 (UNAUDITED)

	            						 	For the Period
        	     				Three-months Ended     from July 19, 2010
             					    March 31	    	(Inception) to
						     2011		March 31, 2011
                                                -------------		---------------


      Sales - net                                $        -             $       -

      Cost of sales                                       -                     -
                                                 =============		==============

         Gross profit                                     -                     -
                                                 =============		==============

      Operating Expenses                                  -	               1,250
                                                 =============		==============

      Net loss                                   $        -             $     (1,250)
                                                 =============		==============

      Loss per Share - basic and diluted         $        -
                                                 =============

      Weighted Average Shares -                    20,000,000
           basic and diluted                     =============



                See accompanying notes to condensed financial statements

                                       F-3

                       OAKWOOD ACQUISITION CORPORATION
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from July 19, 2010 (Inception) to March 31, 2011

                                                                                   Total
                                                      Additional                   Stock-
                                  Common Stock         Paid-In     Accumulated     holders'
                               Shares       Amount     Capital       Deficit       Equity
                             ----------   ---------   ---------    -----------   ---------
Balance, July 19, 2010              -      $     -     $       -    $      -     $     -
   (Inception)

Shares issued for cash       20,000,000      2,000             -           -        2,000

Expenses paid by shareholders       -           -          1,250           -        1,250

Net Loss                            -           -              -       (1,250)     (1,250)
                             ----------   ---------    ---------    -----------  ---------

Balance, December 31, 2010   20,000,000    $  2,000    $   1,250    $  (1,250)   $  2,000
                             ----------   ---------    ---------    -----------  ---------
Net loss		            -           -              -             -         -
                             ----------   ---------    ---------    -----------  ---------
Balance, March 31, 2011      20,000,000    $  2,000    $   1,250    $  (1,250)    $ 2,000
    (Unaudited)              ----------   ---------    ---------    -----------  ---------




         See the accompanying notes to the condensed financial statements

                          OAKWOOD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                     For the Three Months Ended March 31, 2011
        and for the Period from July 19, 2010 (Inception) to March 31, 2011
                                    (Unaudited)

                            ------------------------

                                                                         For the Period from
                                        	      Three Months         July 19, 2010
                                        	      Ended March 31,       (Inception) to
                                       		          2011              March 31, 2011
                                       		      --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $        -           $    (1,250)

     Net Cash Provided by Operating Activities                   -                (1,250)
                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock               	         -                 2,000

 Proceeds from stockholders' paid-in capital                     -                 1,250
                                            		 ------------         ------------
    Net Cash Flows from Financing Activities                     -		   3,250
                                            		 ------------         ------------
Net increase in cash       					 -                 2,000

Cash at beginning of period                                  2,000                    -
                                            		 ------------         ------------
Cash at end of period                                    $   2,000              $  2,000
                                          		 ============         ============


                 See accompanying notes to condensed financial statements

                 Oakwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                  Notes to Financial Statements

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

                 Oakwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                  Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

     Level 1: defined as observable inputs such as quoted prices in active
		markets;
     Level 2: defined as inputs other than quoted prices in active markets
		that are either directly or indirectly observable; and Level 3: defined as unobservable inputs in which little or no market
		data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Note 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has total stockholders' deficit of $1,250 at March 31, 2011. The Company also has a net loss from operations of $1,250 for the period from inception to March 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by Oakwood until a business combination is effected, without repayment. There is no assurance that Oakwood will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

                 Oakwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                  Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01- Accounting for
Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective now. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06   Improving Disclosures
about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair valuemeasurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.
A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.
A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level
3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU's did not have a material impact on the financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 31, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2011, the date the financial statements were issued.

On May 12, 2011, Oakwood Acquisition Corporation entered into an agreement with Wooldridge Investments Inc. for the change in control of Oakwood Acquisition Corporation. Pursuant to the agreement, Wooldridge Investments Inc. will be issued shares of common stock as designated by it. Simultaneously 9,750,000 shares of each two current shareholders of Oakwood Acquisition will be redeemed by Oakwood leaving each such original shareholder with 250,000 shares of common stock. The current directors will resign and new officers and directors will be appointed.

The change in control has not yet occurred and a Form 8-K will be filed when such change does occur.

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

     As of March 31, 2011, Oakwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Oakwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Oakwood . Tiber Creek Corporation will pay all expenses incurred by Oakwood until a business combination is effected, without repayment.

	On May 12, 2011, Oakwood Acquisition Corporation entered into an agreement with Wooldridge Investments Inc. for the change in control of Oakwood Acquisition Corporation.

	Tiber Creek Corporation is a shareholder of Oakwood
Acquisition Corporation and acted on behalf of Oakwood Acquisition Corporation in locating a target company with which to effect a business transaction.

	Pursuant to the agreement, Wooldridge Investments Inc. will be issued shares of common stock as designated by it. Simultaneously 9,750,000 shares of each two current shareholders of Oakwood Acquisition will be redeemed by Oakwood leaving each such original shareholder with 250,000 shares of common stock. The current directors will resign and new officers and directors will be appointed.

 	The change in control has not yet occurred and a Form 8-K will be filed when such change does occur.

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

Dated:   May 13, 2011