Form 10-Q
period 2011-06-30
Oakwood Acquisition Corp
filed 2011-08-15
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           June 30, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


FINANCIAL STATEMENTS




Balance Sheets as of June 30, 2011 and December 31, 2010	   F-1

Statements of Operations for the Three Months and Six Months
Ended June 30, 2011 and 2010 and for the Period from July 19,
2010 (Inception) to June 30, 2011	                           F-2

Statement of Changes in Stockholders' Equity for the Period
from July 19, 2010 (Inception) to June 30, 2011	                   F-3

Statements of Cash Flows for the Six Months Ended June 30,
2011 and for the Period from July 19, 2010 to June 30, 2011	   F-4

Notes to Financial Statements 	                                 F5-F8

                OAKWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                  ASSETS


                                             June 30,        December 31,
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
                                            ========          ========


                       STOCKHOLDERS' EQUITY

   Stockholders' Equity

  Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     None outstanding                       $      -          $      -

   Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                              2,000             2,000

    Additional paid-in capital                 1,250             1,250

    Accumulated deficit                       (1,250)           (1,250)
                                            ---------         ---------
    Total Stockholders' Equity                 2,000             2,000
                                            ---------         ---------
       TOTAL STOCKHOLDERS' EQUITY           $  2,000          $  2,000
                                            =========         =========


         See accompanying notes to financial statements


                        OAKWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                       Three months      Six months       For the Period
                                        Ended              Ended         from July 19, 2010
                                       June 30,           June 30,        (Inception) to
                                         2011               2011          June 30, 2011
                                      ------------      -----------       --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating Expenses                      -                 -                 1,250
                                      ------------      -----------       --------------
      Net loss                        $       -         $       -        $       (1,250)
                                      ============      ===========       ==============


      Loss per Share -
         basic and diluted            $       -        $        -
                                      ============      ===========

      Weighted Average Shares -        20,000,000        20,000,000
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                       F-2

                           OAKWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, July 19, 2010
   (Inception)                       -       $     -        $      -       $      -         $      -

Shares issued
     for cash                 20,000,000         2,000             -              -              2,000

Expenses paid
 by stockholders                     -              -           1,250             -              1,250

Net Loss                             -              -               -          (1,250)          (1,250)
                             ----------       ---------      ---------    --------------      ---------

Balance, December 31,
2010                         20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ----------       ---------      ---------     -------------     ----------
 Net loss                            -              -               -               -               -
                             ----------       ---------      ---------     -------------     ----------
Balance,
June 30, 2011                20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to financial statements

                           OAKWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Period from
                                                       Six Months           July 19, 2010
                                                     Ended June 30,       (Inception) to
                                                         2011              June 30, 2011
                                                      (Unaudited)           (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $         -          $        (1,250)

                                                   ---------------         -----------------
      Net cash used in operating activities                  -                   (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                  ---------------          -----------------
    Net Cash provided by financing activities                 -                    3,250
                                                   ---------------         -----------------
Net change in cash                                          -                    2,000

Cash,beginning of period                                  2,000                       -
                                                   ---------------         ----------------
Cash, end of period                                $      2,000             $      2,000
                                                   ===============         ================


                 See accompanying notes to financial statements

                      Oakwood Acquisition Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Oakwood Acquisition Corporation ("Oakwood" or "the Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Oakwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Oakwood will attempt to locate and negotiate with a business entity for the combination of that target company with Oakwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Oakwood will be successful in locating or negotiating with any target company. Oakwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

      Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

                     Oakwood Acquisition Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements


NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has total stockholders' deficit of $1,250 at June 30, 2011. The Company also has a net loss from operations of $1,250 for the period from inception to June 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.

                Oakwood Acquisition Corporation
                 (A Development Stage Company)
                 Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.


NOTE 4 - RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.


NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2011, the date the financial statements were available to be issued.

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

     As of June 30, 2011, Oakwood has not generated revenues and has a net loss from operations of $1,250 since inception. The continuation of Oakwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Oakwood . Tiber Creek Corporation will pay all expenses incurred by Oakwood until a business combination is effected, without repayment.

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

Dated:   August 15, 2011