Form 10-Q
period 2011-09-30
Oakwood Acquisition Corp
filed 2011-11-14
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           September 30, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


FINANCIAL STATEMENTS




Balance Sheets as of September 30, 2011 and December 31, 2010	   F-1

Statements of Operations for the Three and Nine Months
Ended September 30, 2011 and for the Period from
July 19, 2010 (Inception) to September 30, 2011	                   F-2

Statements of Cash Flows for the Nine Months Ended September 30,
2011 and for the Period from July 19, 2010 to September 30, 2011   F-3

Notes to Financial Statements 	                                 F4-F7

                OAKWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                  ASSETS


                                            September 30,      December 31,
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
                                            ========          ========


                  STOCKHOLDERS' EQUITY

   Stockholders' Equity

      Preferred stock, $0.0001 par value,
        20,000,000 shares authorized;
        none outstanding                    $      -          $      -

      Common Stock, $0.0001 par value,
        100,000,000 shares authorized;
        20,000,000 shares issued and
        outstanding                            2,000             2,000

      Additional paid-in capital               1,250             1,250

      Deficit accumulated during the
        development stage                     (1,250)           (1,250)
                                            ---------         ---------
          TOTAL STOCKHOLDERS' EQUITY        $  2,000          $  2,000
                                            =========         =========


         See accompanying notes to financial statements


                        OAKWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                      Three months      Nine months       For the Period
                                        Ended              Ended         from July 19, 2010
                                     September 30,     September 30,       (Inception) to
                                         2011               2011         September 30, 2011
                                      ------------      -----------        --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating expenses                      -                 -                 1,250
                                      ------------      -----------       --------------
      Net loss                        $       -         $       -        $       (1,250)
                                      ============      ===========       ==============


      Loss per share -
         basic and diluted            $       -        $        -
                                      ============      ===========

      Weighted average shares -        20,000,000        20,000,000
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                       F-2

                           OAKWOOD ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Period from
                                                     Three Months           July 19, 2010
                                                   Ended September 30,     (Inception) to
                                                         2011             September 30, 2011
                                                      (Unaudited)            (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $         -          $        (1,250)

                                                   ---------------         -----------------
      Cash used in operating activities                      -                   (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                  ---------------          -----------------
    Cash provided by financing activities                     -                    3,250
                                                  ---------------          -----------------
 Net increase in cash                                         -                    2,000

    Cash, beginning of period                                2,000                     -
                                                   ---------------         ----------------
    Cash, end of period                             $       2,000          $       2,000
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

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10-K filed on March 30, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2011 there were no outstanding dilutive securities.

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

     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

                      Oakwood Acquisition Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has total stockholders' deficit of $1,250 at September 30, 2011. The Company also has a net loss from operations of $1,250 for the period from inception to September 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with Oakwood Acquisition Corporation.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

                      Oakwood Acquisition Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.


NOTE 4 - COMMON STOCK

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.


NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2011, the date the financial statements were available to be issued.

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

     As of September 30, 2011, Oakwood has not generated revenues and has a net loss from operations of $1,250 since inception. The continuation of Oakwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Oakwood . Tiber Creek Corporation will pay all expenses incurred by Oakwood until a business combination is effected, without repayment.

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

Dated:   November 9, 2011