Form 10-K
period 2011-12-31
Bristol Rhace Natural Resource Corp
filed 2012-03-30
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2011


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54147

               BRISTOL RHACE NATURAL RESOURCE CORPORATION
           (Exact name of registrant as specified in its charter)


            Delaware                           27-3567767
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                               PO Box 535
                          Manson, Iowa 50573
           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   712-469-3648

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

          Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                              December 31, 2012

Common Stock, par value $0.0001                 1,500,000

Documents incorporated by reference:            None

                               PART I

Item 1.  Business


      Bristol Rhace Natural Resource Corporation (formerly Oakwood Acquisition Corporation (the "Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

   On November 30, 2011 the Company effected a change in its control with the following actions:

    1. The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    2. New officers and directors were appointed and elected and the prior officers and directors resigned.

    3. On December 1, 2011, the Company then issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933.

    On November 30, 2011, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Bristol Rhace Natural Resource Corporation and filed such changes with the State of Delaware.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. Subsequent to the period covered by this report, the Company is raising capital through the private sale of its securities pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission. The Company filed a Form
D in 2012.

     The Company has sustained operating losses since inception on July 19, 2010. At December 31, 2011, the Company has total stockholders' deficit of $2,400. The Company also has a net loss from operations of $1,150 for the year ended December 31, 2011.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

     Management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

     The Company intends to develop an oil, gas and mining company with a main goal to purchase existing oil and gas production with proven reserves. The short-term corporate goals are to purchase oil and gas productions to establish a cash flow, invest proceeds of production in drill sites, primarily in offset wells which have minimal risk. The primary focus will be in known production areas such as Texas, Oklahoma, Wyoming and Colorado. In the long-term, the company would like to acquire actively pumping natural gas wells. No assurances can be given that the Company will be successful in achieving these goals.

     The Company may enter into a business combination with an existing company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has not entered into any agreements or contracts as of the date of this report for any such business combination.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of sole officer and director.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     The Company may wish to cause the Company's common stock to trade in one or more United States securities markets once it begins operations and becomes qualified.

     If at some time the Company qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

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

     In January, 2012, the Company has raised $462 through the private sale of its common stock. The Company may continue to try to raise capital by the private sale of its securities.


Item 6.  Selected Financial Data.

      There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The Company has sustained operating losses since inception on July 19, 2010.

     At December 31, 2011, the Company has total stockholders' deficit of $2,400.

     The Company also has a net loss from operations of $1,150 for the year ended December 31, 2011.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

     The management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

     The Company intends to develop an oil, gas and mining company with a main goal to purchase existing oil and gas production with proven reserves. The short-term corporate goals are to purchase oil and gas productions to establish a cash flow, invest proceeds of production in drill sites, primarily in offset wells which have minimal risk. The primary focus will be in known production areas such as Texas, Oklahoma, Wyoming and Colorado. In the long-term, the company would like to acquire actively pumping natural gas wells. No assurances can be given that the Company will be successful in achieving these goals.


    The Company may also seek a business combination with an on-going entity which will provide it with operations and a position from which to implement its business plan. The Company has not made any inquiries or investigations of any such combination.

   The Company has no operations nor does it currently engage in any business activities generating revenues.

2011 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements and for the payment of certain expenses related to the initial beginning of implementing its business plan.

     As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had a net loss from operations of $2,400.

RECENT ACCOUNTING PRONOUNCEMENTS - Adopted

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

    In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08,
"Intangibles-Goodwill and Other (Topic 350): Testing Goodwill
Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

     In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820." ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2011 are attached hereto.


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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, the independent registered public accounting firm for the Company has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

9B.  Other information

    Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Positions and Offices Held
     -----------------    -----------

   David Wooldridge      Director, President,
                         Chief Financial Officer


Management of the Company

     The Company has no full time employees. The officer and director will allocate a limited portion of time to the activities of the Company without compensation.

     David Wooldridge. Mr. Wooldridge serves as the sole director of the Company and its Chief Executive Officer and Chief Financial Officer.
Mr. Wooldridge received his Associates Degree in mine management from the Alaska State School of Mines and worked for MCOR Wyoming Oil and Gas. From 1991 to 2000 Mr. Wooldridge worked in the development and management of domestic and foreign mining operations for a majori mining company. From 2004 to the present, Mr. Wooldridge has owned and operated a retail grocery store in northwest Iowa.

     There are no agreements or understandings for the above-named officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who serves as the sole director and officer.
The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. Finally the sole officer and director of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     The Board of Directors has not established any committees.

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


Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for services rendered to the Company. No compensation was paid to the prior officers and directors of the Company. There is no accrual of any compensation pursuant to any agreement with the Company by any officer or director.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2011, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

David Wooldridge                     1,000,000             66.6%
Director, President, Chief
   Financial Officer

Tiber Creek Corporation (1)            250,000             16.7%

MB Americus LLC (2)                    250,000             16.7%


(1) James M. Cassidy, the former president and a former director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek
Corporation. Mr. Cassidy may be deemed to be a promoter of the Company.

(2) James McKillop, the former vice president and a former director of the Company, is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC. Mr. McKillop may be deemed to be a promoter of the Company.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

    The Company has one director who also serves as its sole officer and is the majority shareholder. The director would not be deemed to be an independent director.

    James Cassidy, the former president and a former director of the Company, is the sole shareholder and director of Tiber Creek Corporation a 16% shareholder. Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation. Mr. Cassidy may be deemed to be a promoter of the Company.

    James McKillop, the former vice president and a former director of the Company, is the sole principal of MB Americus LLC, a California limited liability. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB
Americus LLC.Mr. McKillop may be deemed to be a promoter of the Company.


Item 14.  Principal Accounting Fees and Services.

     The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


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

                         December 31, 2011      December 31, 2010
	                 -----------------      -----------------
                             1,150                  1,250
                            =======                ======
Audit-Related Fees


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

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm		1

Balance Sheet as of December 31, 2011 and December 31, 2010	2

Statement of Operations for the Years Ended December 31,
2011 and 2010 and for the Period from July 19, 2010
(Inception) to December 31, 2011				3

Statement of Cash Flows for the Year Ended December 31,
   2011 and for the Period from July 19, 2010 to
   December 31, 2011						4

Statement of Changes in Stockholders' Equity as of
    December 31,2011						5

Notes to Financial Statements					6-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bristol Rhace Natural Resource Corporation

We have audited the accompanying balance sheet of Bristol Rhace Natural Resource Corporation (the "Company") as of December 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP
Newport Beach, CA
March 29, 2012

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                        ASSETS

                                        December 31,    December 31,
                                            2011            2010
                                        ------------    ------------

  Current Assets
    Cash                                $    1,050       $  2,000
    Prepaid expense                         85,000
                                        ------------    ------------
         TOTAL ASSETS                   $   86,050       $  2,000
                                        ============    ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable
     Accrued liability                  $      400       $    -
                                        ------------    ------------
         TOTAL LIABILITIES              $      400       $    -
                                        ------------    ------------

  Stockholders' Equity
    Preferred stock, $0.0001 par value, $      -         $    -
        20,000,000 shares authorized;
        none outstanding

    Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      1,500,000 shares issued and
      outstanding                              150          2,000

  Additional paid-in capital                87,900          1,250

  Deficit accumulated during the
      development stage                     (2,400)        (1,250)
                                        ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY     $   85,650       $  2,000
                                        ============    ============
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $   85,050       $  2,000
                                        ------------    ------------

 The accompanying notes are an integral part of these financial statements


                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                          For the period from
                                                                             July 19, 2010
                                         The year ended    The year ended   (Inception) to
                                           December 31,      December 31,     December 31,
                                              2011              2010            2011
                                          -------------     ------------     -----------
                                                                             (Unaudited)

 Operating expenses                       $     1,150       $    1,250        $   2,400


 Net loss                                 $    (1,150)      $   (1,250)       $  (2,400)
                                          =============     ============     ============


 Loss per share - basic and diluted       $     (0.00)       $   (0.00)
                                          =============     ============

 Weighted average shares-
     basic and diluted                      18,426,027        20,000,000
                                          -------------     ------------



 The accompanying notes are an integral part of these financial statements

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                   For the period from
                                                                      July 19, 2010
                                                  The year ended     (Inception) to
                                                  December 31, 2011  December 31, 2011
                                                 ------------------  ----------------
                                                                       (Unaudited)
                                                 ------------------  ----------------
OPERATING ACTIVITIES

   Net loss                                      $         (1,150)   $       (2,400)
                                                 ------------------  ----------------

   Changes in Operating assets and liabilities
       Increase in accounts payable                           400               400
       Prepaid expense                                    (85,000)          (85,000)
                                                 ------------------  ----------------
       Cash used in Operating Activities         $        (85,750)   $      (87,000)
                                                 ------------------  ----------------
FINANCING ACTIVITIES

   Common stock redemption                       $         (1,950)   $       (1,950)
   Proceeds from issuance of common stock                   1,000             3,000
   Proceeds from stockholders' additional
       paid-in capital                                     85,750            87,000
                                                 ------------------  ----------------
       Cash provided by financing activities               84,800            88,050
                                                 ------------------  ----------------
   Net decrease in cash                                      (950)            1,050

   Cash, beginning of period                                2,000               -
                                                 ------------------  ----------------
   Cash, end of period                           $          1,050    $        1,050
                                                 ==================  ================



 The accompanying notes are an integral part of these financial statements

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Deficit
                                                                     Accumulated
                               Common Stock            Additional    During the     Total
                            -----------------------    Paid-In       Development    Stockholders'
                            Shares        Amount       Capital       Stage          Equity
                            -----------   ---------    ----------    ----------     ----------

Balance, July 19,
  2010 (Inception)                  -     $    -       $    -        $    -         $     -

  Shares issued for cash    20,000,000       2,000          -             -            2,000

  Expenses paid by
    shareholders                    -          -           1,250          -            1,250
  Net loss                          -          -            -          (1,250)        (1,250)
                            -----------   ---------    ----------    ----------     ----------
Balance, December 31,
   2010                     20,000,000    $   2,000     $  1,250     $ (1,250)      $  2,000
                            ===========   =========    ==========    ==========     ==========
   Shares redeemed for
    cash                   (19,500,000)      (1,950)                                  (1,950)
  Shares issued for cash     1,000,000          100          900                       1,000
  Shareholder contribution          -          -          85,750                      85,750
  Net loss                          -          -            -          (1,150)        (1,150)
                            -----------   ---------    ----------    ----------     ----------
Balance, December 31,
   2011                      1,500,000    $     150     $ 87,900     $ (2,400)      $ 85,650
                            ===========   =========    ==========    ==========     ==========



 The accompanying notes are an integral part of these financial statements

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                         Notes to the Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Bristol Rhace Natural Resource Corporation ("the Company") (formerly Oakwood Acquisition Corporation) was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. The Company intends to develop an oil, gas and mining company with a main goal to purchase existing oil and gas production with proven reserves. The short-term corporate goals are to purchase oil and gas productions to establish a cash flow, invest proceeds of production in drill sites, primarily in offset wells which have minimal risk. The primary focus will be in known production areas such as Texas, Oklahoma, Wyoming and Colorado. In the long-term, the company would like to acquire actively pumping natural gas wells. No assurances can be given that the Company will be successful in achieving the aforementioned goals. The Company selected December 31 as its fiscal year end.

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

               BRISTOL RHACE NATURAL RESOURCE CORPORATION
               (formerly OAKWOOD ACQUISITION CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Financial Statements

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there were no outstanding dilutive securities.

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

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception on July 19, 2010. Additionally, the Company has total stockholders' deficit of $2,400 at December 31, 2011. The Company also has a net loss from operations of $1,150 for the year ended December 31, 2011. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

The management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

               BRISTOL RHACE NATURAL RESOURCE CORPORATION
               (formerly OAKWOOD ACQUISITION CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Financial Statements


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08,
"Intangibles-Goodwill and Other (Topic 350): Testing Goodwill
Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

               BRISTOL RHACE NATURAL RESOURCE CORPORATION
               (formerly OAKWOOD ACQUISITION CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Financial Statements



NOTE 4   COMMON STOCK

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

On November 30, 2011, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On December 1, 2011, the Company issued 1,000,000 shares of its common stock at par for an aggregate of $1,000.

NOTE 5   SUBSEQUENT EVENTS

During January 2012, the Company entered into subscription agreements with various investors. Under these agreements, the Company is obligated to sell to the investors shares of common stock at the price of $0.001 per share. The total amount of shares subscribed is 462,000, and the total stock subscription price is $462.

                   PART IV

Item 15.  Exhibits, Financial Statement Schedules


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

                         BRISTOL RHACE NATURAL RESOURCE CORPORATION


                         By:   /s/ David Wooldridge
                                   President (Chief executive officer)
Dated:  March 29, 2012

                          By:   /s/ David Wooldridge
                                    Treasurer (Chief financial officer)

Dated:  March 29, 2012



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ David Wooldridge          Director            March 29, 2012