Form 10-Q
period 2012-03-31
Bristol Rhace Natural Resource Corp
filed 2012-05-15
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 	00054147


      (Exact Name of Registrant as Specified in its Charter)


               BRISTOL RHACE NATURAL RESOURCE CORPORATION
          (Exact Name of Registrant as Sepcified in its Charter)

                      OAKWOOD ACQUISITION CORPORATION
                        (Former name of Registrant)

            Delaware                            27-3567767
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                               PO Box 535
                          Manson, Iowa 50573
        (Address of Principal Executive Offices)(zip code)


                            712-469-3648
       (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               1,962,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and
December 31, 2011						1

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and the for the Period from
July 19, 2010 (Inception) to March 31, 2012 (unaudited)		2

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 and for the Period from
July 19, 2010 to (Inception) to March 31, 2012 (unaudited)	3


Notes to Financial Statements (unaudited)                       4-7

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                  ASSETS

                                               March 31,	December 31,
                                                  2012		     2011
                                               ----------       -----------
                                              (Unaudited)
 Current Assets

     Cash                                      $    2,011         $   1,050
     Prepaid expense				   51,000 	     85,000
                                                ---------         ---------
 TOTAL ASSETS                                  $   53,011   	  $ 86,050
                                                =========	  =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities

    Accrued liability                       	$   -             $    400
                                                ---------         ---------
      Total liabilities                             -                  400
                                                ---------         ---------
 Stockholders' Equity

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     None outstanding                                -                  -

     Common Stock, $0.0001 par value,
      100,000,000 shares authorized:
      1,962,000 shares issued and
      outstanding                                     196              150
      (2011 - 1,500,000 shares issued
      and outstanding)

    Additional paid-in capital                     92,335           87,900


     Deficit accumulated during the
       development stage	                  (39,520)          (2,400)
                                                 ---------         ---------
          Total Stockholders' Equity               53,011           85,650
                                                 ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  53,011     	  $ 86,050
                                                ========== 	   =========



 The accompanying notes are an integral part of these financial statements.



                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                               (unaudited)

                                 The three         The three       For the period from
                                months ended      months ended        July 19, 2010
                                 March 31,         March 31,         (inception) to
                                   2012              2011            March 31, 2012
                               -------------      ------------     -----------------

    Sales			$         -	   $        -       $        -

    Cost of sales			  -		    -                -
                               -------------      ------------     -----------------

        Gross profit			  -		    -                -
                               -------------      ------------     -----------------

    Operating expenses                37,120                -              39,520
                               -------------      ------------     -----------------
    Net loss                    $    (37,120)      $        -       $     (39,520)
                               =============      ============     ================

    Loss per share -
       basic and diluted        $    (0.00)        $        -
                               =============      ============

    Weighted average shares -
         basic and diluted        1,938,068         20,000,000
                               -------------      ------------

The accompanying notes are an integral part of these financial statements.

                                  2

                    BRISTOL RHACE NATURAL RESOURCE CORPORATION
                    (formerly OAKWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                               (unaudited)


                                 The three         The three       For the period from
                                months ended      months ended        July 19, 2010
                                 March 31,         March 31,         (inception) to
                                   2012              2011            March 31, 2012
                               -------------      ------------     -----------------

OPERATING ACTIVITIES

  Net loss                      $   (37,120)       $       -        $      (39,520)

  Changes in operating assets
      and liabilites
      Prepaid expense                34,000                -                (51,000)
      Accounts payable                 (400)               -                      -
                               -------------      ------------     -----------------
  Net cash used in
      operating activities           (3,520)               -                (90,520)
                               -------------      ------------     -----------------

FINANCING ACTIVITIES


 Redemption of common stock               -                -                 (1,950)
 Proceeds from the issuance of
 common stock                           462                -                  3,462
 Proceeds from shareholder            4,019                -                 91,019
                               -------------      ------------     -----------------
 Net cash provided by
 financing activities                 4,481                -                 92,531
                                -------------      ------------     -----------------
 Net increase in cash                   961                -                  2,011
 Cash, beginning of period            1,050             2,000                     -
                               -------------      ------------     -----------------

 Cash, end of period            $     2,011        $    2,000       $         2,011
                               ============       ============     =================



 The accompanying notes are an integral part of these financial statements.

                   BRISTOL RHACE NATURAL RESOUORCE CORPORATION
                   (formerly OAKWOOD ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Bristol Rhace Natural Resource Corporation ("the Company"), formerly Oakwood Acquisition Corporation, was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its shareholders.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2012 and December 31, 2011.

                   BRISTOL RHACE NATURAL RESOUORCE CORPORATION
                   (formerly OAKWOOD ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

INCOME TAXES


Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

                   BRISTOL RHACE NATURAL RESOUORCE CORPORATION
                   (formerly OAKWOOD ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception. The Company has a total accumulated deficit of $39,520 at March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide
a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on our financial statements and related disclosures.

NOTE 4   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2012, there are 1,500,000 shares of common stock issued and outstanding and none of preferred stock.

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

On November 30, 2011, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

                   BRISTOL RHACE NATURAL RESOUORCE CORPORATION
                   (formerly OAKWOOD ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

On December 1, 2011, the Company issued 1,000,000 shares of its common stock at par for an aggregate of $1,000.

In January 2012, the Company issued 462,000 common shares to various investors for $462 in cash.

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

     The Company has sustained operating losses since inception on July 19, 2010. At March 31, 2012, the Company has total accumulated deficit of $39,520.

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

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, Management's report was not subject to attestation by the Company's registered public accounting firm.

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

       During the past three years, the Company has issued the following common shares:

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

In January, 2012, the Company issued 462,000 sharese of common stock for an aggregate purchase price of $462.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the security holders during the quarter covered by this Report.

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


			BRISTOL RHACE NATURAL RESOURCE CORPORATION


                        By:   /s/ David Wooldridge
                                  President and Chief Financial Officer
Dated:   May 15, 2012