Form 10-Q
period 2012-06-30
Bristol Rhace Natural Resource Corp
filed 2012-08-13
CIK 1502656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2012

  OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-54147

BRISTOL RHACE NATURAL RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-3567767
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class		Outstanding at August 1, 2012
Common Stock, par value $0.0001		1,962,000 shares

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

Bal Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

Statements of Operations for the Three and Six Months Ended June 30,2012 and 2011, and the Period from July 19, 2010 (Inception) to June 30, 2012 (unaudited)	2

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and the Period from July 19, 2010 to June 30, 2012 (unaudited)	3

Notes to Financial Statements (unaudited)	4-7

BRISTOL RHACE NATURAL RESOURCE CORPORATION

(formerly OAKWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash	$2,011	$1,050
Prepaid expenses	51,000	85,000

TOTAL ASSETS	$53,011	$86,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liability	$2,600	$400
Total liabilities	2,600	400
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,962,000 shares issued and outstanding (2011 - 1,500,000 shares issued and outstanding)	196	150
Additional paid-in capital	100,455	87,900
Deficit accumulated during the development stage	(50,240)	(2,400)

Total stockholders' equity	50,411	85,650

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,011	$86,050

The accompanying notes are an integral part of these financial statements

BRISTOL RHACE NATURAL RESOURCE CORPORATION

(formerly OAKWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from July 19, 2010 (inception) to June 30, 2012

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses	10,720	-	47,840	-	50,240

Loss before income tax	(10,720)	-	(47,840)	-	(50,240)

Income tax	-	-	-	-	-

Net loss	$(10,720)	$-	$(47,840)	$-	$(50,240)

Loss per share - basic and diluted	$(0.01)	$-	$(0.02)	$-

Weighted average shares - basic and diluted	1,962,000	20,000,000	1,950,510	20,000,000

The accompanying notes are an integral part of these financial statements

BRISTOL RHACE NATURAL RESOURCE CORPORATION

(formerly OAKWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from July 19, 2010 (inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,840)	$-	$(50,240)
Changes in operating assets and liabilities
Prepaid expenses	34,000	-	(51,000)
Accrued liability	2,200	-	2,600
Net cash used in operating activities	(11,640)	-	(98,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	-	(1,950)
Proceeds from the issuance of common stock	462	-	3,462
Proceeds from stockholder	12,139	-	99,139
Net cash provided by financing activities	12,601	-	100,651

Net increase in cash	961	-	2,011

Cash, beginning of period	1,050	2,000	-

Cash, end of period	$2,011	$2,000	$2,011

The accompanying notes are an integral part of these financial statements

Bristol Rhace Natural Resource Corporation

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 –NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Bristol Rhace Natural Resource Corporation (“the Company”), formerly Oakwood Acquisition Corporation, was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its shareholders.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2012 and December 31, 2011.

Bristol Rhace Natural Resource Corporation

(formerly OAKWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and 2011, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•       Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•       Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•       Level 3 inputs are unobservable inputs for the asset or liability.

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

Bristol Rhace Natural Resource Corporation

(formerly OAKWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception. The Company has a total accumulated deficit of $50,240 at June 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on our financial statements and related disclosures.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Bristol Rhace Natural Resource Corporation

(formerly OAKWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, there are 1,962,000 shares of common stock issued and outstanding and none of preferred stock.

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

The Company is a development stage company and has sustained operating losses since its inception. It has an accumulated deficit of $50,240 as of June 30, 2012. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through the date of this report.

Background

Bristol Rhace Natural Resource Corporation (formerly Oakwood Acquisition Corporation ("Bristol Rhace" or the "Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

The Company has sustained operating losses since inception on July 19, 2010. At June 30, 2012, the Company has total accumulated deficit of $50,240.

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

Revenues

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Results of Operations

As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $50,240. The Company has no operations nor does it currently engage in any business activities generating revenues.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue,or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

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

In January, 2012, the Company issued 462,000 shares of common stock for an aggregate purchase price of $462.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer \pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL RHACE NATURAL RESOURCE CORPORATION

By: /s/ David Wooldridge
President and Principal executive officer
Principal financial officer

Dated: August 13, 2012

